Form 10-Q
period 1996-03-31
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-B
filed 1996-05-15
CIK 755114

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         Commission file number 0-14460

             INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-B,
                        A California Limited Partnership
             (Exact name of registrant as specified in its charter)


       CALIFORNIA                                                13-3244533
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   411 West Putnam Avenue, Greenwich, CT 06830
                    (Address of principal executive offices)

                                 (203) 862-7000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]          No [   ]

================================================================================

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           FORM 10-Q - MARCH 31, 1996


                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - March 31, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended
              March 31, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the three months ended
              March 31, 1996


         STATEMENTS OF CASH FLOWS - For the three months ended
              March 31, 1996 and 1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                           March 31,     December 31,
                                                             1996            1995
                                                          -----------    -----------
ASSETS

     Leased equipment - net of accumulated depreciation
        of $10,348,927 and $10,600,903 and allowance
        for equipment impairment of $1,242,343
        and $1,311,299 ................................   $ 4,477,692    $ 4,840,261
     Cash and cash equivalents ........................       278,204        148,205
     Accounts receivable ..............................        77,153        333,172
     Other receivables and prepaid expenses ...........         2,346          7,199
                                                          -----------    -----------

                                                          $ 4,835,395    $ 5,328,837
                                                          ===========    ===========


LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Deferred income ..................................   $   757,470    $ 1,009,960
     Distribution payable .............................       128,291           --
     Accounts payable and accrued expenses ............        33,767         42,284
     Due to affiliates ................................         3,556          7,842
     Notes payable ....................................          --          290,216
     Accrued interest payable .........................          --            9,682
                                                          -----------    -----------

        Total liabilities .............................       923,084      1,359,984
                                                          -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (19,099 units issued
        and outstanding) ..............................     3,967,693      4,023,669
     General partners' deficit ........................       (55,382)       (54,816)
                                                          -----------    -----------

        Total partners' equity ........................     3,912,311      3,968,853
                                                          -----------    -----------

                                                          $ 4,835,395    $ 5,328,837
                                                          ===========    ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                       For the three months ended
                                                                March 31,
                                                       --------------------------
                                                            1996          1995
                                                          --------      --------
Revenues
  Rental ...........................................      $330,674      $445,559
  Other, principally interest ......................         3,386         2,390
                                                          --------      --------

                                                           334,060       447,949
                                                          --------      --------

Costs and expenses
  Depreciation .....................................       242,452       282,479
  General and administrative .......................        21,092        23,313
  Fees to affiliates ...............................         6,614         8,911
  Operating ........................................           786           614
  Interest .........................................          --          59,979
                                                          --------      --------

                                                           270,944       375,296
                                                          --------      --------


                                                            63,116        72,653

Gain on disposition of equipment ...................         8,633          --
                                                          --------      --------


Net income .........................................      $ 71,749      $ 72,653
                                                          ========      ========

Net income attributable to
  Limited partners .................................      $ 71,032      $ 71,926
  General partners .................................           717           727
                                                          --------      --------

                                                          $ 71,749      $ 72,653
                                                          ========      ========


Net income per unit of limited partnership
  interest (19,099 units outstanding) ..............      $   3.72      $   3.77
                                                          ========      ========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          STATEMENT OF PARTNERS' EQUITY

                                              Limited         General       Total
                                             Partners'       Partners'     Partners'
                                              Equity          Deficit       Equity
                                            -----------    -----------    -----------
Balance, January 1, 1996 ................   $ 4,023,669    $   (54,816)   $ 3,968,853

Net income for the three months
     ended March 31, 1996 ...............        71,032            717         71,749

Distributions to partners for the three
     months ended March 31, 1996
     ($6.65 per limited partnership unit)      (127,008)        (1,283)      (128,291)
                                            -----------    -----------    -----------

Balance, March 31, 1996 .................   $ 3,967,693    $   (55,382)   $ 3,912,311
                                            ===========    ===========    ===========


See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                         For the three months ended
                                                                  March 31,
                                                         --------------------------
                                                             1996         1995
                                                           ---------    ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net income ........................................   $  71,749    $  72,653
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation ...............................     242,452      282,479
            Amortization of deferred income ............    (252,490)        --
            Gain on disposition of equipment ...........      (8,633)        --
     Changes in assets and liabilities
        Accounts receivable ............................     256,019      436,774
        Other receivables and prepaid expenses .........       4,853           88
        Accounts payable and accrued expenses ..........      (8,517)       5,329
        Accrued interest payable .......................      (9,682)     (84,997)
        Due to affiliates ..............................      (4,286)        --
                                                           ---------    ---------

               Net cash provided by operating activities     291,465      712,326
                                                           ---------    ---------
Cash flows from investing activities
     Proceeds from disposition of equipment ............     128,750       23,212
     Other non-operating payments ......................        --         (1,685)
                                                           ---------    ---------

               Net cash provided by investing activities     128,750       21,527
                                                           ---------    ---------
Cash flows from financing activities
     Principal payments on notes payable ...............    (290,216)    (699,198)
                                                           ---------    ---------

Net increase in cash and cash equivalents ..............     129,999       34,655

Cash and cash equivalents, beginning of period .........     148,205      148,460
                                                           ---------    ---------

Cash and cash equivalents, end of period ...............   $ 278,204    $ 183,115
                                                           =========    =========
Supplemental disclosure of cash flow information
     Interest paid .....................................   $   9,682    $ 144,976
                                                           =========    =========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Integrated Resources American Leasing Investors VII-B, a California Limited Partnership (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Leased equipment

         The cost of leased equipment represents the initial cost of the equipment to the Partnership plus miscellaneous acquisition and closing costs, and is carried at the lower of depreciated cost or net realizable value.

         Depreciation  is  computed  using the  straight-line  method,  over the
         estimated   useful   lives  of  such   assets   (13  to  15  years  for
         transportation equipment).

         When equipment is sold or otherwise disposed of, the cost and accumulated depreciation (and any related allowance for equipment impairment) are removed from the accounts and any gain or loss on such sale or disposal is reflected in operations. Normal maintenance and repairs are charged to operations as incurred. The Partnership provides allowances for equipment impairment based upon a quarterly review of all equipment in its portfolio, when management believes that, based upon market analysis, appraisal reports and leases currently in place with respect to specific equipment, the investment in such equipment may not be recoverable.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Z Square G Partners II was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and, accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio Management is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. In March 1996, Presidio Management assigned its agreement for the day-to-day management of Presidio to Wexford Management LLC ("Wexford").

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the three months ended March 31, 1996, reimbursable expenses to Wexford by the Partnership amounted to $9,741.

         The Partnership entered into a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. For the three months ending March 31, 1996 and 1995, the Partnership incurred expenses of $6,614 and $8,911 respectively, for such management services.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. No such amount was incurred during the three months ended March 31, 1996 and 1995.

         The general partners are entitled to 1% of distributable cash from operations and cash from sales and an allocation of 1% of taxable net income or loss of the Partnership.

         During the operating and sale stage of the Partnership, IREG may be entitled to receive certain other fees which are subordinated to the receipt by the limited partners of their original invested capital and certain specified minimum returns on their investment.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         Upon the ultimate liquidation of the Partnership, the general partners may be required to remit to the Partnership certain payments representing capital account deficit restoration based upon a formula provided within the Limited Partnership Agreement. Such restoration amount may be less than the recorded general partners' deficit, which could result in distributions to the limited partners of less than their recorded equity.

         In April 1995, Equipment Management and certain affiliates entered into an agreement with Fieldstone Private Capital Group, L.P. ("Fieldstone") pursuant to which Fieldstone performs certain management and administrative services relating to the Partnership as well as certain other partnerships in which Equipment Management serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by Equipment Management.

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $127,008 and $1,283, respectively, at March 31, 1996, were paid in May 1996.

5        EQUIPMENT SALES - 1996

         On February 8, 1996 the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provides for the sale of 407 dry van piggyback trailers (the "Trailers") upon their return from the lessee. Pursuant to the terms of the Agreement, redelivery of the Trailers commenced on or about January 2, 1996 and will continue through the earlier of the date at which all Trailers have been delivered and December 31, 1996. The Purchase Price for any Trailer redelivered on or before March 31, 1996, is $2,575 (the "Purchase Price"). The Purchase Price of any Trailer redelivered subsequent to March 31, 1996 will be adjusted based on such redelivery date. The adjusted Purchase Price is calculated by reducing the Purchase Price by $15 for every week (seven day period) that elapses from April 1, 1996 through December 31, 1996. As of March 31, 1996, 50 Trailers were transferred to and accepted by Purchaser.

         The 50 Trailers were sold for sales proceeds aggregating $128,750. At the time of the sale, the net carrying value of the 50 Trailers was $120,117. The 50 Trailers had originally been acquired in January 1986 for an aggregate purchase cost of $683,502, inclusive of associated acquisition costs.

         In addition, the basic term of the lease expired effective December 31, 1995, but each Trailer remains subject to the terms of its lease until the date it is redelivered by lessee in compliance with the return conditions as defined in the lease agreement. At present, the return dates of the Trailers which remain on lease have not been finalized.

6        EQUIPMENT LEASE PREPAYMENT

         In December 1985, the Partnership, through an equipment trust of which it is the sole beneficiary, acquired a Boeing 727-200 Aircraft (the "Aircraft") and immediately leased the Aircraft back to Piedmont Aviation, Inc. (the "Aircraft Lease"). The Partnership provided a portion of the purchase price by utilizing approximately 40% of the net proceeds from the Partnership's offering of units of limited partnership interest. The balance was provided by the Partnership assuming a loan from an unaffiliated third party lender (the "Lender"). The loan, which was nonrecourse, was anticipated to be self-liquidating by the application of rentals due over the life of the Aircraft Lease. Subsequent to 1985, the operations of Piedmont were merged into USAir Group, Inc. ("USAir").

         Since 1989, USAir has continued to experience significant financial difficulty. In early 1995, USAir publicly announced that it anticipated reducing its fleet size and during 1995, planned to retire or dispose of 21 aircraft including its six remaining 727-200 aircraft. During the quarter ended June 30, 1995, USAir indicated that the Aircraft would require a heavy maintenance check under the USAir maintenance program. Rather than perform such heavy maintenance, USAir grounded the Aircraft.

         During 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir agreed to make a payment to the Lender equal to the outstanding principal balance plus interest which accrued through October 30, 1995 in the amount of $1,553,452. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft.

         The Partnership's ability to realize a return on the Aircraft which represented approximately 54% of the original equipment owned by the Partnership, on an original cost basis, is not determinable at this time.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $6.65 per unit of limited partnership interest totalling $128,291 for the quarter ended March 31, 1996, which represented cash from sales of $128,750 generated during the current quarter.

         As of March 31, 1996, the Partnership had operating reserves of approximately $192,000 which was comprised of undistributed cash from operations of approximately $97,000, as well as general working capital reserves of $95,485.

         In December 1985, the Partnership, through an equipment trust of which it is the sole beneficiary, acquired a Boeing 727-200 Aircraft (the "Aircraft") and immediately leased the Aircraft back to Piedmont Aviation, Inc. (the "Aircraft Lease"). The Partnership provided a portion of the purchase price by utilizing approximately 40% of the net proceeds from the Partnership's offering of units of limited partnership interest. The balance was provided by the Partnership assuming a loan from an unaffiliated third party lender (the "Lender"). The loan, which was nonrecourse, was anticipated to be self-liquidating by the application of rentals due over the life of the Aircraft Lease. Subsequent to 1985, the operations of Piedmont were merged into USAir Group, Inc. ("USAir").

         Since 1989, USAir has continued to experience significant financial difficulty. In early 1995, USAir publicly announced that it anticipated reducing its fleet size and during 1995, planned to retire or dispose of 21 aircraft including its six remaining 727-200 aircraft. During the quarter ended June 30, 1995, USAir indicated that the Aircraft would require a heavy maintenance check under the USAir maintenance program. Rather than perform such heavy maintenance, USAir grounded the Aircraft.

         During 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir agreed to make a payment to the Lender equal to the outstanding principal balance plus interest which accrued through October 30, 1995 in the amount of $1,553,452. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft.

         The Partnership's ability to realize a return on the Aircraft which represented approximately 54% of the original equipment owned by the Partnership, on an original cost basis, is not determinable at this time.

         The aircraft industry is highly competitive. Realizable values from sale or re-lease of aircraft vary considerably, depending upon the type of aircraft, the condition of the aircraft, the number of such type of aircraft available for sale or re-lease, and the nature of the prospective user. Additionally, the necessity of complying with FAA noise and maintenance requirements will have an adverse impact on the Partnership's capability to release or sell the Aircraft.

         On February 8, 1996 the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provides for the sale of 407 dry van piggyback trailers (the "Trailers") upon their return from the lessee. Pursuant to the terms of the Agreement, redelivery of the Trailers commenced on or about January 2, 1996 and will continue through the earlier of the date at which all Trailers have been delivered and December 31, 1996. The Purchase Price for any Trailer redelivered on or before March 31, 1996, is $2,575 (the "Purchase Price"). The Purchase Price for any Trailer redelivered subsequent to March 31, 1996 will be adjusted based on such redelivery date. The adjusted Purchase Price is calculated by reducing the Purchase Price by $15 for every week (seven day period) that elapses from April 1, 1996 through December 31, 1996. As of March 31, 1996, 50 Trailers have been transferred to and accepted by the Purchaser.

         In addition, the basic term of the lease expired effective December 31, 1995, but each Trailer remains subject to the terms of its lease until the date it is redelivered by lessee in compliance with the return conditions as defined in the lease agreement. At present, the return dates of Trailers which remain on lease have not been finalized.

         It is the Partnership's intention to maintain reserves (including the general working capital reserve) sufficient to support the Partnership's future obligations. In the future, liquidity and distribution levels may fluctuate based upon (i) the results of the Partnership's efforts to sell or re-lease the Aircraft when the lease relating to such equipment expires or sooner terminates, (ii) closing the sale of the Trailers as mentioned above and (iii) requirements for operating reserves, if any.

         At the present time, the level of fees payable to IREG for services rendered to the Partnership and other affiliated equipment leasing partnerships is declining. The effect of this situation cannot be determined at this point. The management agreements between the Partnership and IREG may be terminated by either party to such agreements.

         In April 1995, the Managing General Partner and certain affiliates entered into an agreement with Fieldstone pursuant to which Fieldstone performs certain management and administrative services relating to the assets of the Partnership as well as certain other partnerships in which the Managing General Partner serves as general partner. Substantially all costs associated with the retention of Fieldstone will be paid by the Managing General Partner.

         On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the Associate General Partner, upon the withdrawal of Z Square G Partners II, the former Associate General Partner.

         Inflation and changing prices have not had any material effect on the Partnership's revenues since its inception, nor does the Partnership anticipate any material effect on its business from these factors.

         The Partnership had no outstanding material commitments for capital expenditures as of March 31, 1996.

         Results of Operations

         Net income decreased slightly for the quarter ended March 31, 1996 as compared with the prior year's period, primarily due to the reduction in rental revenues, partially offset by a reduction in depreciation and other expenses.

         The Partnership's rental revenues decreased for the quarter ended March 31, 1996, as compared to the prior year's period, primarily due to the restructuring of the USAir lease, effective July 1, 1995, as well as a reduction in rental revenues with respect to the Trailers which are in the process of being returned and sold, as previously discussed.

         Expenses decreased in the quarter ended March 31, 1996 in comparison to the prior year's period. No interest expense was incurred for the quarter ended March 31, 1996 due to the retirement of the nonrecourse loan associated with the Trailers on January 2, 1996. Fees to affiliates decreased due to a decrease in equipment management fees resulting from the decrease in rentals on which such fees are based. Depreciation expense decreased, resulting from the restructuring of the USAir lease, during the quarter ended September 30, 1995. Administrative expenses decreased during the quarter ended March 31, 1996 when compared with the prior year's period.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:  None
(b)     Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Integrated Resources
                                      American Leasing Investors VII-B,
                                      a California Limited Partnership
                             By:      ALI Equipment Management Corp.
                                      Managing General Partner




                             /S/      Douglas J. Lambert
                                      ----------------------------------
                                      Douglas J. Lambert
                                      President (Principal Executive and
                                       Financial Officer)











Date: May 15, 1996