Form 10-Q
period 1996-06-30
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-B
filed 1996-08-14
CIK 755114

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                            FORM 10-Q - JUNE 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

         BALANCE SHEETS - June 30, 1996 and December 31, 1995


         STATEMENTS OF OPERATIONS - For the three months ended June 30, 1996 and
              1995 and the six months ended June 30, 1996 and 1995


         STATEMENT OF PARTNERS' EQUITY - For the six months ended June 30, 1996


         STATEMENTS OF CASH FLOWS - For the six months  ended June 30,  1996 and
              1995


         NOTES TO FINANCIAL STATEMENTS

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                                   INTEGRATED RESOURCES
                                              AMERICAN LEASING INVESTORS VII-B,
                                              A CALIFORNIA LIMITED PARTNERSHIP

                                                      BALANCE SHEETS

                                                                                            June 30,               December 31,
                                                                                              1996                    1995
                                                                                          -----------              -----------

 ASSETS
     Leased equipment - net of accumulated depreciation
        of $10,152,563 and $10,600,903 and allowance
        for equipment impairment of $1,581,420
        and $1,311,299 .........................................................          $ 3,760,838              $ 4,840,261
     Cash and cash equivalents .................................................              367,841                  148,205
     Accounts receivable .......................................................              119,211                  333,172
     Other receivables and prepaid expenses ....................................                1,133                    7,199
                                                                                          -----------              -----------
                                                                                          $ 4,249,023              $ 5,328,837
                                                                                          ===========              ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Deferred income ...........................................................          $   504,980              $ 1,009,960
     Accounts payable and accrued expenses .....................................              172,875                   42,284
     Distributions payable .....................................................              109,964                     --
     Due to affiliates .........................................................                2,468                    7,842
     Notes payable .............................................................                 --                    290,216
     Accrued interest payable ..................................................                 --                      9,682
                                                                                          -----------              -----------
        Total liabilities ......................................................              790,287                1,359,984
                                                                                          -----------              -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (19,099 units issued
        and outstanding) .......................................................            3,518,654                4,023,669
     General partners' deficit .................................................              (59,918)                 (54,816)
                                                                                          -----------              -----------
        Total partners' equity .................................................            3,458,736                3,968,853
                                                                                          -----------              -----------
                                                                                          $ 4,249,023              $ 5,328,837
                                                                                          ===========             ============

See notes to financial statements.

                                                     INTEGRATED RESOURCES
                                               AMERICAN LEASING INVESTORS VII-B,
                                               A CALIFORNIA LIMITED PARTNERSHIP

                                                    STATEMENTS OF OPERATIONS

                                                                 For the three months ended             For the six months ended
                                                                          June 30,                              June 30,
                                                                 --------------------------             ------------------------
                                                                    1996               1995               1996              1995
                                                                 ---------          ---------          ---------          ---------
     Rental ............................................         $ 294,873          $ 445,559          $ 625,547          $ 891,118
     Other, principally interest .......................             3,210              1,746              6,596              4,136
                                                                 ---------          ---------          ---------          ---------
                                                                   298,083            447,305            632,143            895,254
                                                                 ---------          ---------          ---------          ---------

Costs and expenses
     Provision for equipment impairment ................           397,000               --              397,000               --
     Depreciation ......................................           228,567            282,480            471,019            564,959
     General and administrative ........................            26,474             20,367             47,566             43,680
     Fees to affiliates ................................             5,954              8,911             12,568             17,822
     Operating .........................................               562                337              1,348                951
     Interest ..........................................              --               59,979               --              119,958
                                                                 ---------          ---------          ---------          ---------
                                                                   658,557            372,074            929,501            747,370
                                                                 ---------          ---------          ---------          ---------

                                                                 (360,474)             75,231           (297,358)           147,884


Gain on disposition of equipment .......................            16,863              3,217             25,496              3,217
                                                                 ---------          ---------          ---------          ---------

Net (loss) income ......................................         $(343,611)         $  78,448          $(271,862)         $ 151,101
                                                                 =========          =========          =========          =========


Net (loss) income attributable to
     Limited partners ..................................         $(340,175)         $  77,664          $(269,143)         $ 149,590
     General partners ..................................            (3,436)               784             (2,719)             1,511
                                                                 ---------          ---------          ---------          ---------
                                                                 $(343,611)         $  78,448          $(271,862)         $ 151,101
                                                                 =========          =========          =========          =========
 Net (loss) income per unit of limited partnership
      interest (19,099 units outstanding)                       $   (17.81)         $    4.07          $ (14.09)          $    7.83
                                                                ==========          =========          ========           =========

See notes to financial statements.

                                                    INTEGRATED RESOURCES
                                               AMERICAN LEASING INVESTORS VII-B,
                                               A CALIFORNIA LIMITED PARTNERSHIP

                                                STATEMENT OF PARTNERS' EQUITY

                                                                                       Limited         General          Total
                                                                                      Partners'       Partners'       Partners'
                                                                                       Equity          Deficit         Equity
                                                                                    -----------     -----------     -----------
Balance, January 1, 1996 .......................................................    $ 4,023,669     $   (54,816)    $ 3,968,853

Net loss for the six months
     ended June 30, 1996 .......................................................       (269,143)         (2,719)       (271,862)

Distributions to partners for the six
     months ended June 30, 1996
     ($12.35 per limited partnership unit) .....................................       (235,872)         (2,383)       (238,255)
                                                                                    -----------     -----------     -----------
Balance, June 30, 1996 .........................................................    $ 3,518,654     $   (59,918)    $ 3,458,736
                                                                                    ===========     ===========     ===========

See notes to financial statements.

                                                    INTEGRATED RESOURCES
                                              AMERICAN LEASING INVESTORS VII-B,
                                               A CALIFORNIA LIMITED PARTNERSHIP

                                                   STATEMENTS OF CASH FLOWS

                                                                                               For the six months ended
                                                                                                       June 30,
                                                                                           --------------------------------
                                                                                              1996                   1995
                                                                                           ---------              ---------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
Cash flows from operating activities
     Net (loss) income .........................................................           $(271,862)             $ 151,101
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Depreciation .......................................................             471,019                564,959
            Provision for equipment impairment .................................             397,000                   --
            Amortization of deferred income ....................................            (504,980)                  --
            Gain on disposition of equipment ...................................             (25,496)                (3,217)
     Changes in assets and liabilities
        Accounts receivable ....................................................             213,961                 (8,785)
        Other receivables and prepaid expenses .................................               6,066                    175
        Accounts payable and accrued expenses ..................................             130,591                 (2,637)
        Due to affiliates ......................................................              (5,374)                  --
        Accrued interest payable ...............................................              (9,682)               (25,018)
                                                                                           ---------              ---------
               Net cash provided by operating activities .......................             401,243                676,578
                                                                                           ---------              ---------

Cash flows from investing activities
     Proceeds from disposition of equipment ....................................             236,900                 23,211
     Other non-operating payments ..............................................                --                   (4,800)
                                                                                           ---------              ---------
               Net cash provided by investing activities .......................             236,900                 18,411
                                                                                           ---------              ---------


Cash flows from financing activities
     Distributions to partners .................................................            (128,291)                  --
     Principal payments on notes payable .......................................            (290,216)              (699,198)
                                                                                           ---------              ---------
               Net cash used in financing activities ...........................            (418,507)              (699,198)
                                                                                           ---------              ---------

Net increase (decrease) in cash and cash equivalents ...........................             219,636                 (4,209)

Cash and cash equivalents, beginning of period .................................             148,205                148,460
                                                                                           ---------              ---------
Cash and cash equivalents, end of period .......................................           $ 367,841              $ 144,251
                                                                                           =========              =========
Supplemental disclosure of cash flow information
     Interest paid .............................................................           $   9,682              $ 144,976
                                                                                           =========              =========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS




1        INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Integrated Resources American Leasing Investors VII-B, a California Limited Partnership (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The corporate general partner of the Partnership, ALI Capital Corp. (the "Corporate General Partner"), the managing general partner of the Partnership, ALI Equipment Management Corp. ("Equipment Management") and Integrated Resources Equipment Group, Inc. ("IREG") are wholly owned subsidiaries of Presidio Capital Corp. ("Presidio"). Z Square G Partners II was the associate general partner of the Partnership through February 27, 1995. On February 28, 1995, Presidio Boram Corp., a subsidiary of Presidio, became the associate general partner. Other limited partnerships and similar investment programs have been formed by Equipment Management or its affiliates to acquire equipment and,

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

         accordingly, conflicts of interest may arise between the Partnership and such other limited partnerships. Affiliates of Equipment Management have also engaged in businesses related to the management of equipment and the sale of various types of equipment and may transact business with the Partnership.

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

         In March 1995, Presidio elected new directors for Equipment Management. Wexford Management Corp., formerly Concurrency Management Corp., provides management and administrative services to Presidio, its direct and indirect subsidiaries, as well as to the Partnership. Effective January 1, 1996, Wexford Management Corp. assigned its agreement to provide management and administrative services to Presidio and its subsidiaries to Wexford. During the six months ended June 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $14,155.

         The Partnership entered into a management agreement with IREG, pursuant to which IREG would receive 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. For the six months ending June 30, 1996 and 1995, the Partnership incurred expenses of $12,512 and $17,822, respectively, for such management services.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. For the six months ended June 30, 1996, the Partnership incurred partnership management fee expense of $56. No such amount was incurred during the six months ended June 30, 1995.

         The general partners are entitled to 1% of distributable cash from operations and cash from sales and an allocation of 1% of taxable net income or loss of the Partnership.

3        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (continued)

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $108,864 ($5.70 per unit) and $1,100, respectively, at June 30, 1996, were paid in August 1996.

5        EQUIPMENT SALES - 1996

         On February 8, 1996 the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provides for the sale of 407 dry van piggyback trailers (the "Trailers") upon their return from the lessee. Pursuant to the terms of the Agreement, redelivery of the Trailers commenced on or about January 2, 1996 and will continue through the earlier of the date at which all Trailers have been delivered and December 31, 1996. In addition, the basic term of the lease expired effective December 31, 1995, but each Trailer remains subject to the terms of its lease until the date it is redelivered by lessee in compliance with the return conditions as defined in the lease agreement. At present, the return dates of the Trailers which remain on lease have not been finalized. As of June 30, 1996, 92 Trailers were transferred to and accepted by Purchaser for a purchse price of $2,575 each.

         The 92 Trailers were sold for sales proceeds aggregating $236,900. At the time of the sale, the net carrying value of the 92 Trailers was $211,404. The 92 Trailers had originally been acquired in January 1986 for an aggregate purchase cost of $1,257,643, inclusive of associated acquisition costs.

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

         In October 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir agreed to make a payment to the Lender equal to the outstanding principal balance plus interest which accrued through October 30, 1995 in the amount of $1,553,452. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft (see Note 7).

7        SUBSEQUENT EVENT

         On July 16, 1996, the Partnership sold the Aircraft to an unrelated third party for sales proceeds of approximately $2,950,000 less selling expenses of approximately $307,500. Concurrently with the sale, the Partnership and USAir terminated the Aircraft Lease, scheduled to expire January 2, 1997. In addition, the Partnership retained and recognized as income approximately $462,900 representing the outstanding balance of the October 1995 lease prepayment. At the time of sale, such Aircraft had a net carrying value of approximately $3,155,400.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $5.70 per unit of limited partnership interest totaling $109,964 for the quarter ended June 30, 1996, which represented cash from sales of $108,150 generated during the current quarter, as well as from cash reserves generated in prior quarters.

         At June 30, 1996, the Partnership had operating reserves of approximately $203,000 which was comprised of undistributed cash from operations of approximately $108,000, as well as general working capital reserves of $95,485.

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

         In October 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir agreed to make a payment to the Lender equal to the outstanding principal balance plus interest which accrued through October 30, 1995 in the amount of $1,553,452. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft.

         On July 16, 1996, the Partnership sold the Aircraft to an unrelated third party for sales proceeds of approximately $2,950,000 less selling expenses of approximately $307,500. Concurrently with the sale, the Partnership and USAir terminated the Aircraft Lease, scheduled to expire January 2, 1997. In addition, the Partnership retained and recognized as income approximately $462,900 representing the outstanding balance of the October 1995 lease prepayment. At the time of sale, such Aircraft had a net carrying value of approximately $3,155,400.

         On February 8, 1996 the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provides for the sale of 407 dry van piggyback trailers (the "Trailers") upon their return from the lessee. Pursuant to the terms of the Agreement, redelivery of the Trailers commenced on or about January 2, 1996 and will continue through the earlier of the date at which all Trailers have been delivered and December 31, 1996. In addition, the basic term of the lease expired effective December 31, 1995, but each Trailer remains subject to the terms of its lease until the date it is redelivered by lessee in compliance with the return conditions as defined in the lease agreement. At present, the return dates of Trailers which remain on lease have not been finalized. As of June 30, 1996, 92 Trailers have been transferred to and accepted by the Purchaser for a purchase price of $2,575 each.

         It is the Partnership's intention to maintain reserves (including the general working capital reserve) sufficient to support the Partnership's future obligations. In the future, liquidity and distribution levels may fluctuate based upon (i) the net proceeds from the sale of the Aircraft on July 16, 1996 available for distribution,
         (ii) closing the sale of the Trailers as mentioned above and (iii) requirements for operating reserves, if any. Upon the sale of the remaining assets, the Partnership will have liquidated all of its equipment portfolio. The Managing General Partner will then prepare a final accounting of the assets and liabilities and commence the dissolution and termination of the Partnership and make a final distribution to partners.

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

         The Partnership had no outstanding material commitments for capital expenditures as of June 30, 1996.

         Net income decreased significantly for the quarter and six months ended June 30, 1996, accounting for net losses, as compared with net income for the prior year's periods, primarily due to a provision for equipment impairment to recognize the decrease in the net carrying value of the Aircraft, as well as the reduction in rental revenues, partially offset by a reduction in depreciation and other expenses.

         The Partnership's rental revenues decreased for the quarter and six months ended June 30, 1996, as compared to the prior year's periods, primarily due to the restructuring of the USAir lease, effective July 1, 1995, as well as a reduction in rental revenues with respect to the Trailers which are in the process of being returned and sold, as previously discussed.

         Expenses decreased in the quarter and six months ended June 30, 1996 in comparison to the prior year's periods. There was no interest expense for the quarter and six months ended June 30, 1996 due to the retirement of the nonrecourse loan associated with the Trailers on January 2, 1996. Fees to affiliates decreased due to a decrease in equipment management fees resulting from the decrease in rentals on which such fees are based. Depreciation expense decreased, resulting from the restructuring of the USAir lease, during the quarter ended September 30, 1995. A provision for equipment impairment of $397,000 was recognized during the quarter ended June 30, 1996 to reflect the reduced value of the Aircraft. Administrative expenses increased during the quarter and six months ended June 30, 1996 when compared with the prior year's periods.

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



                                               Integrated Resources
                                               American Leasing Investors VII-B,
                                               a California Limited Partnership
                                         By:   ALI Equipment Management Corp.
                                               Managing General Partner




                                        /S/    Douglas J. Lambert
                                               -------------------------
                                               Douglas J. Lambert
                                               President (Principal Executive
                                               and Financial Officer)





















Date: August 13, 1996