Form 10-Q
period 1996-09-30
INTEGRATED RESOURCES AMERICAN LEASING INVESTORS VII-B
filed 1996-11-14
CIK 755114

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                         FORM 10-Q - SEPTEMBER 30, 1996



                                      INDEX



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

        BALANCE SHEETS - September 30, 1996 and December 31, 1995


        STATEMENTS OF OPERATIONS - For the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995


        STATEMENT OF PARTNERS' EQUITY - For the nine months ended
             September 30, 1996


        STATEMENTS OF CASH FLOWS - For the nine months ended
             September 30, 1996 and 1995


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

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                 INTEGRATED RESOURCES
                          AMERICAN LEASING INVESTORS VII-B,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    BALANCE SHEETS


                                                          September 30,  December 31,
                                                              1996           1995
                                                          -----------    -----------
ASSETS

     Cash and cash equivalents ........................   $ 3,024,136    $   148,205
     Leased equipment - net of accumulated depreciation
        of $2,123,922 and $10,600,903 and allowance
        for equipment impairment of $277,200
        and $1,311,299 ................................       346,555      4,840,261
     Accounts receivable ..............................       148,442        333,172
     Other receivables and prepaid expenses ...........        11,500          7,199
                                                          -----------    -----------
                                                          $ 3,530,633    $ 5,328,837
                                                          ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Liabilities

     Distributions payable ............................   $ 2,970,956    $      --
     Accounts payable and accrued expenses ............        24,901         42,284
     Due to affiliates ................................         5,560          7,842
     Deferred income ..................................          --        1,009,960
     Notes payable ....................................          --          290,216
     Accrued interest payable .........................          --            9,682
                                                          -----------    -----------
        Total liabilities .............................     3,001,417      1,359,984
                                                          -----------    -----------

Commitments and contingencies

Partners' equity
     Limited partners' equity (19,099 units issued
        and outstanding) ..............................       618,428      4,023,669
     General partners' deficit ........................       (89,212)       (54,816)
                                                          -----------    -----------
        Total partners' equity ........................       529,216      3,968,853
                                                          -----------    -----------

                                                          $ 3,530,633    $ 5,328,837
                                                          ===========    ===========

See notes to financial statements.

                                                        INTEGRATED RESOURCES
                                                  AMERICAN LEASING INVESTORS VII-B,
                                                  A CALIFORNIA LIMITED PARTNERSHIP

                                                      STATEMENTS OF OPERATIONS


                                                                    For the three months ended          For the nine months ended
                                                                           September 30,                       September 30,
                                                                   -----------------------------       -----------------------------
                                                                       1996             1995              1996              1995
                                                                   -----------       -----------       -----------       -----------
Revenues
     Rental .................................................      $    71,313       $   204,209       $   696,860       $ 1,095,327
     Other, principally interest ............................           30,320             2,277            36,916             6,413
                                                                   -----------       -----------       -----------       -----------

                                                                       101,633           206,486           733,776         1,101,740
                                                                   -----------       -----------       -----------       -----------
Costs and expenses
     Depreciation ...........................................           99,249           114,648           570,268           679,607
     General and administrative .............................           14,227            19,859            61,793            63,539
     Fees to affiliates .....................................            3,934             3,322            16,502            21,144
     Operating ..............................................            1,500             4,545             2,848             5,496
     Provision for equipment impairment .....................             --             100,000           397,000           100,000
     Interest ...............................................             --              42,054              --             162,012
                                                                   -----------       -----------       -----------       -----------

                                                                       118,910           284,428         1,048,411         1,031,798
                                                                   -----------       -----------       -----------       -----------

                                                                       (17,277)          (77,942)         (314,635)           69,942

Gain on disposition of equipment ............................           58,713              --              84,209             3,217
                                                                   -----------       -----------       -----------       -----------

Net income (loss) ...........................................      $    41,436       $   (77,942)      $  (230,426)      $    73,159
                                                                   ===========       ===========       ===========       ===========
Net income (loss)  attributable to
     Limited partners .......................................      $    41,022       $   (77,163)      $  (228,122)      $    72,427
     General partners .......................................              414              (779)           (2,304)              732
                                                                   -----------       -----------       -----------       -----------

                                                                   $    41,436       $   (77,942)      $  (230,426)      $    73,159
                                                                   ===========       ===========       ===========       ===========

Net income (loss) per unit of limited partnership
     interest (19,099 units outstanding) ....................      $      2.15       $     (4.04)      $    (11.94)      $      3.79
                                                                   ===========       ===========       ===========       ===========

See notes to financial statements.

                                                        INTEGRATED RESOURCES
                                                  AMERICAN LEASING INVESTORS VII-B,
                                                  A CALIFORNIA LIMITED PARTNERSHIP

                                                    STATEMENT OF PARTNERS' EQUITY




                                                                           Limited                 General                 Total
                                                                           Partners'              Partners'              Partners'
                                                                            Equity                 Deficit                Equity
                                                                          -----------            -----------            -----------
Balance, January 1, 1996 ......................................           $ 4,023,669            $   (54,816)           $ 3,968,853

Net loss for the nine months
     ended September 30, 1996 .................................              (228,122)                (2,304)              (230,426)

Distributions to partners for the nine
     months ended September 30, 1996
     ($166.35 per limited partnership unit) ...................            (3,177,119)               (32,092)            (3,209,211)
                                                                          -----------            -----------            -----------

Balance, September 30, 1996 ...................................           $   618,428            $   (89,212)           $   529,216
                                                                          ===========            ===========            ===========


See notes to financial statements.

                                      INTEGRATED RESOURCES
                                AMERICAN LEASING INVESTORS VII-B,
                                A CALIFORNIA LIMITED PARTNERSHIP

                                    STATEMENTS OF CASH FLOWS

                                                                      For the nine months ended
                                                                            September 30,
                                                                     --------------------------
                                                                         1996          1995
                                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities
     Net (loss) income ...........................................   $  (230,426)   $    73,159
     Adjustments to reconcile net (loss) income to net
        cash (used in) provided by operating activities
            Depreciation .........................................       570,268        679,607
            Provision for equipment impairment ...................       397,000        100,000
            Amortization of deferred income ......................    (1,009,960)          --
            Gain on disposition of equipment .....................       (84,209)        (3,217)
     Changes in assets and liabilities
        Accounts receivable ......................................       184,730        678,124
        Other receivables and prepaid expenses ...................        (4,301)        (4,836)
        Accounts payable and accrued expenses ....................       (17,383)         3,284
        Due to affiliates ........................................        (2,282)          --
        Accrued interest payable .................................        (9,682)      (102,922)
                                                                     -----------    -----------
               Net cash (used in) provided by operating activities      (206,245)     1,423,199
                                                                     -----------    -----------
Cash flows from investing activities
     Proceeds from disposition of equipment ......................     3,610,647         30,353
     Other non-operating payments ................................          --           (5,800)
                                                                     -----------    -----------
               Net cash provided by investing activities .........     3,610,647         24,553
                                                                     -----------    -----------
Cash flows from financing activities
     Distributions to partners ...................................      (238,255)          --
     Principal payments on notes payable .........................      (290,216)    (1,428,773)
                                                                     -----------    -----------
               Net cash used in financing activities .............      (528,471)    (1,428,773)
                                                                     -----------    -----------

Net increase in cash and cash equivalents ........................     2,875,931         18,979

Cash and cash equivalents, beginning of period ...................       148,205        148,460
                                                                     -----------    -----------

Cash and cash equivalents, end of period .........................   $ 3,024,136    $   167,439
                                                                     ===========    ===========
Supplemental disclosure of cash flow information
     Interest paid ...............................................   $     9,682    $   264,934
                                                                     ===========    ===========

See notes to financial statements.

                              INTEGRATED RESOURCES
                        AMERICAN LEASING INVESTORS VII-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1         INTERIM FINANCIAL INFORMATION

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements, related footnotes and discussions contained in the Integrated Resources American Leasing Investors VII-B, a California Limited Partnership (the "Partnership") annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

         Subject  to the  rights  of the  Limited  Partners  under  the  Limited
         Partnership Agreement, Presidio will control the Partnership through its direct or indirect ownership of all of the shares of Equipment Management, the Corporate General Partner and, as of February 28, 1995, the associate general partner. Presidio is managed by Presidio Management Company, LLC ("Presidio Management"), a company controlled by a director of Presidio. Presidio is also party to an administrataive services agreement with Wexford Management LLC ("Wexford") pursuant to which Wexford is responsible for the day-to-day management of Presidio and, among other things, has authority to designate directors of Equipment Management, the Corporate General Partner and the associate general partner. During the nine months ended September 30, 1996, reimbursable expenses to Wexford by the Partnership amounted to $20,630.

         Presidio is a liquidating company. Although Presidio has no immediate plans to do so, it will ultimately seek to dispose of the interests it acquired from Integrated Resources, Inc. including its interests in Equipment Management, the Corporate General Partner and IREG through liquidation; however, there can be no assurance of the timing of such transaction or the effect it may have on the Partnership.

         The Partnership has a management agreement with IREG, pursuant to which IREG receives 5% of annual gross rental revenues on operating leases; 2% of annual gross rental revenues on full payout leases which contain net lease provisions; and 1% of annual gross rental revenues if services are performed by third parties under the active supervision of IREG, as defined in the Limited Partnership Agreement. For the nine months ending September 30, 1996 and 1995, the Partnership incurred expenses of $13,937 and $21,145, respectively, for such management services.

         During the operating and sale stage of the Partnership, IREG is entitled to a partnership management fee equal to 4% of distributable cash from operations, as defined in the Limited Partnership Agreement, subject to increase after the limited partners have received certain specified minimum returns on their investment. For the nine months ended September 30, 1996, the Partnership incurred partnership management fee expense of $2,564. No such amount was incurred during the nine months ended September 30, 1995.

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

4        DISTRIBUTIONS TO PARTNERS

         Distributions payable to the Limited Partners and General Partners of $2,941,246 ($154.00 per unit) and $29,710, respectively, at September 30, 1996, were paid in November 1996.

5        EQUIPMENT SALES - 1996

         On February 8, 1996, the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provided for the sale of 407 dry van piggyback trailers (the "Trailers") upon their return from the lessee pursuant to its lease with the Partnership (the "Lease"). The purchase price of each Trailer was to be determined by its redelivery date, decining from $2,575 to $1,990 per Trailer over the course of the year. Redelivery of the Trailers commenced on or about January 2, 1996, and was scheduled to continue through the earlier of the date at which all Trailers had been redelivered and December 31, 1996. The basic term of the Lease expired on December 31, 1995, but each Trailer remains subject to the Lease, with specified per diem rentals payable until such date as it has been redelivered by the lessee in compliance with the the return conditions defined in the Lease. At present, the return dates of the Trailers which remain on lease have not been finalized, and it is likely that a small number of Trailers may remain subject to the Lease through early 1997.

         As of September 30, 1996, 206 Trailers had been transferred to and accepted by Purchaser, for sales proceeds aggregating $505,250. At the time of sale the net carrying value of the 206 Trailers was $421,015. The 206 Trailers had originally been acquired in January 1986 for an aggregate purchase cost of $2,816,026, inclusive of associated acquisition costs.

5        EQUIPMENT SALES - 1996 (continued)

         The Agreement had provided for a schedule of purchases based on the Trailers' redelivery dates in order to effect a sale of the Partnership's remaining assets by December 31, 1996. The Purchaser had failed or refused to adhere to this schedule and had otherwise defaulted in its obligations under the Agreement, citing in part a declining market for the Trailers. When it became apparent that the Purchaser was unable or unwilling to cure its defaults, the Partnership terminated the Agreement, effective November 7, 1996.

         The Partnership has subsequentially entered into an agreement in principle with another unaffiliated third party which calls for such party to acquire all of the remaining Trailers on a single purchase date and to assume the Partnership's rights and obligations as lessor under the Lease. The purchase price for each Trailer is $1,400. From October 1 to November 13, 1996, the Partnership closed the sale of 201 trailers for aggregate sales proceeds of $332,750. Such equipment had net carrying values aggregating $324,485 when sold.

         On July 16, 1996, the Partnership sold a Boeing 727-200 Aircraft (the "Aircraft") to an unrelated third party for sales proceeds of approximately $2,950,000 less selling expenses of approximately $307,500. Concurrently with the sale, the Partnership and USAir Group, Inc. ("USAir") terminated the Aircraft lease, scheduled to expire January 2, 1997. In addition, the Partnership retained and recognized as income approximately $462,900 representing the outstanding balance of the October 1995 lease prepayment. At the time of sale, such Aircraft had a net carrying value of approximately $3,105,400.

6        EQUIPMENT LEASE PREPAYMENT

         In December 1985, the Partnership, through an equipment trust of which it is the sole beneficiary, acquired the Aircraft and immediately leased the Aircraft back to Piedmont Aviation, Inc. (the "Aircraft Lease"). The Partnership provided a portion of the purchase price by utilizing approximately 40% of the net proceeds from the Partnership's offering of units of limited partnership interest. The balance was provided by the Partnership assuming a loan from an unaffiliated third party lender (the "Lender"). The loan, which was nonrecourse, was anticipated to be self-liquidating by the application of rentals due over the life of the Aircraft Lease. Subsequent to 1985, the operations of Piedmont were merged into USAir.

         In early 1995, USAir publicly announced that it anticipated reducing its fleet size and during 1995, planned to retire or dispose of 21 aircraft including its six remaining 727-200 aircraft. During the quarter ended September 30, 1995, USAir indicated that the Aircraft would require a heavy maintenance check under the USAir maintenance program. Rather than perform such heavy maintenance, USAir grounded the Aircraft.

6        EQUIPMENT LEASE PREPAYMENT Continued)

         In October 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir agreed to make a payment to the Lender in the amount of $1,553,452, which was equal to the outstanding principal balance plus interest which accrued through October 30, 1995. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft (see Note 5).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Liquidity and Capital Resources

         The Partnership declared a cash distribution of $154.00 per unit of limited partnership interest totaling $2,970,956 for the quarter ended September 30, 1996, which represented cash from sales of $2,910,765 generated during the current quarter, as well as from cash reserves generated in prior quarters.

         At September 30, 1996, the Partnership had operating reserves of approximately $182,000 which was comprised of undistributed cash from operations of approximately $87,100 as well as general working capital reserves of $95,485.

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

         In early 1995, USAir publicly announced that it anticipated reducing its fleet size and during 1995, planned to retire or dispose of 21 aircraft including its six remaining 727-200 aircraft. During the quarter ended September 30, 1995, USAir indicated that the Aircraft would require a heavy maintenance check under the USAir maintenance program. Rather than perform such heavy maintenance, USAir grounded the Aircraft.

         In October 1995, the Partnership and USAir entered into an agreement (the "Agreement") that provided for a restructuring of the Aircraft Lease. Pursuant to the terms of the Agreement, USAir agreed to make a payment to the Lender in the amount of $1,553,452, which was equal to the outstanding principal balance plus interest which accrued through October 30, 1995. This payment fully retired the associated nonrecourse debt and relieved USAir of all future Basic Rent obligations due under the Aircraft Lease. Additionally, pursuant to the terms of the Agreement, USAir commenced a world-wide remarketing effort directed toward the sale of the Aircraft.

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

         On February 8, 1996, the Partnership entered into an agreement (the "Agreement") with an unaffiliated third party (the "Purchaser") which provided for the sale of 407 dry van piggyback trailers (the "Trailers") upon their return from the lessee pursuant to its lease with the Partnership (the "Lease"). The purchase price of each Trailer was to be determined by its redelivery date, decining from $2,575 to $1,990 per Trailer over the course of the year. Redelivery of the Trailers commenced on or about January 2, 1996, and was scheduled to continue through the earlier of the date at which all Trailers had been redelivered and December 31, 1996. The basic term of the Lease expired on December 31, 1995, but each Trailer remains subject to the Lease, with specified per diem rentals payable until such date as it has been redelivered by the lessee in compliance with the the return conditions defined in the Lease. At present, the return dates of the Trailers which remain on lease have not been finalized, and it is likely that a small number of Trailers may remain subject to the Lease through early 1997.

         As of September 30, 1996, 206 Trailers had been transferred to and accepted by Purchaser, for sales proceeds aggregating $505,250. At the time of sale the net carrying value of the 206 Trailers was $421,015. The 206 Trailers had originally been acquired in January 1986 for an aggregate purchase cost of $2,816,026, inclusive of associated acquisition costs.

         The Agreement had provided for a schedule of purchases based on the Trailers' redelivery dates in order to effect a sale of the Partnership's remaining assets by December 31, 1996. The Purchaser had failed or refused to adhere to this schedule and had otherwise defaulted in its obligations under the Agreement, citing in part a declining market for the Trailers. When it became apparent that the Purchaser was unable or unwilling to cure its defaults, the Partnership terminated the Agreement, effective November 7, 1996.

         The Partnership has subsequentially entered into an agreement in principle with another unaffiliated third party which calls for such party to acquire all of the remaining Trailers on a single purchase date and to assume the Partnership's rights and obligations as lessor under the Lease. The purchase price for each Trailer is $1,400. From October 1 to November 13, 1996, the Partnership closed the sale of 201 trailers for aggregate sales proceeds of $332,750. Such equipment had net carrying values aggregating $324,485 when sold.

         The sale of the remaining trailers on November 13, 1996 completes the liquidation of the Partnership's equipment portfolio. The Managing General Partner will prepare a final accounting of the assets and liabilities and commence the dissolution and termination of the Partnership and make a final distribution to partners.

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

         The Partnership had no outstanding material commitments for capital expenditures as of September 30, 1996.

         Results of Operations

         The Partnership had net income for the quarter ended September 30, 1996 as compared to a net loss for the comparable prior year ended. Net income decreased for the nine months ended September 30, 1996, resulting in a net loss, as compared to the comparable prior year period.

         The Partnership's rental revenues decreased for the quarter and nine months ended September 30, 1996, as compared to the prior year's period, primarily due to the restructuring of the USAir lease, effective July 1, 1995 and sale of the Aircraft on July 16, 1996, as well as a reduction in rental revenues with respect to the Trailers which are in the process of being returned and sold, as previously discussed. Other revenues increased for the quarter and nine months ended September 30, 1996, as compared to the prior year's periods due to higher balances available for investment.

         Expenses excluding provision for equipment impairment decreased in the quarter and nine months ended September 30, 1996 in comparison to the prior year's periods. There was no interest expense for the quarter and nine months ended September 30, 1996 due to the retirement of the nonrecourse loan associated with the Trailers on January 2, 1996. Fees to affiliates decreased due to a decrease in equipment management fees resulting from the decrease in rentals on which such fees are based. Depreciation expense decreased, resulting from the restructuring of the USAir lease during the quarter ended September 30, 1995. A provision for equipment impairment of $397,000 was recognized during the quarter ended June 30, 1996 to reflect the reduced value of the Aircraft.

PART II - OTHER INFORMATION

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:  None
(b)      Reports on Form 8-K:  Current report on Form 8-K dated July 16, 1996

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



                                          Integrated Resources
                                          American Leasing Investors VII-B,
                                             a California Limited Partnership
                                 By:      ALI Equipment Management Corp.
                                          Managing General Partner




                                 /S/      Douglas J. Lambert
                                          --------------------------------------
                                          Douglas J. Lambert
                                          President (Principal Executive and
                                             Financial Officer)




Date: November 12, 1996